Form 10-K
period 2003-12-31
MID STATE HOMES TRUST XI
filed 2004-04-05
CIK 1248379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 333-58995

Mid-State Trust XI

(Issuer in respect of Mid-State Trust XI Asset-Backed Notes)

(Exact name of registrant as specified in its charter)

Florida	59-0945134

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Wachovia Bank, NA, 401 S. Tryon Street, 12th Floor, Charlotte, NC	28288-1179

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 383-9568

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

     No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

     Not Applicable

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g.) Part I, Part II, etc) into which the document is incorporated: (1) Any Annual Report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, the listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

     Not Applicable

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Indenture Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Owner Trustee or the Servicer with respect to the Notes or the Registrant’s property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the Indenture Trustee, there is no established public trading market for the Notes. As of the date hereof, Cede & Co., the nominee for the Depository Trust Company (“DTC”), was the only holder of record of the Notes. DTC holds the Notes for the accounts of others.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Indenture Trustee is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Notes.

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of the report

(1)	Financial Statements

Not Applicable.

(2)	Financial Statement Schedules

Not Applicable.

(b)	Exhibits*.

31.1	Rule 13a-14(a)/15d-14(a) Certification

99.1	Annual Independent Accountants’ Servicing Report concerning servicing activities for the year ended December 31, 2003

99.2	Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2003

99.3	Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003

99.4	Aggregate Statement of Principal and Interest Distributions to Certificateholders

(c)	Additional financial statements

(1)	Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

None.

(2)	Affiliates whose securities are pledged as collateral.

None.

(3)	Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Indenture Trustee has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereto duly authorized.

WACHOVIA BANK, NA, as Indenture Trustee
and on behalf of Mid-State Trust XI

Dated: March 31, 2003

	By:	/s/ Gregory Yanok

	Name: Title:	Gregory Yanok Vice President